Form 10-Q
period 2002-09-30
PDC 2001 C LP
filed 2002-11-13
CIK 1156220

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 701	6,788
Accounts receivable - oil and gas revenues	351,817	-
Total current assets	352,518	6,788

Oil and gas properties, successful efforts method	11,557,116	11,557,116
Less accumulated depreciation, depletion
and amortization	1,093,528	-
	10,463,588	11,557,116

	$10,816,106	11,563,904

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 3,782	12,141
Due to Managing General Partner	-	109
Total current liabilities	3,782	12,250

Partners' Equity	10,812,324	11,551,654

	$10,816,106	11,563,904

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three Months and Nine Months ended September 30, 2002

(Unaudited)

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Revenues:
Sales of oil and gas	$ 380,799	1,230,706
Interest income	258	272
	381,057	1,230,978
Expenses:
Lifting costs	99,499	225,681
Direct administrative charges	32	128
Depreciation, depletion, and amortization	383,457	1,093,528
	482,988	1,319,337

Net loss	$ (101,931)	(88,359)

Net loss per limited and additional
general partner unit	$ (153)	(133)

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine Months ended September 30, 2002

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$9,241,323	2,310,331	-	11,551,654

Distributions to partners	(523,943)	(130,985)		(654,928)

Comprehensive loss
Net loss	(70,687)	(17,672)		(88,359)
Change in fair value of Outstanding hedging positions			3,957
Less reclassification adjustments for settled contracts included in net loss			-
Other comprehensive income			3,957	3,957
Comprehensive loss				(84,402)
Balance, September 30, 2002	$ 8,646,693	2,161,674	3,957	10,812,324

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine Months ended September 30, 2002

(Unaudited)

Cash flows from operating activities:
Net loss	$ (88,359)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	1,093,528
Changes in operating assets and liabilities:
Increase in accounts receivable	(347,784)
Decrease in accrued expenses	(8,435)
Decrease in due to Managing General Partner	(109)
Net cash provided from operating activities	648,841

Cash flows from financing activities:
Distributions to partners	(654,928)
Net cash used by financing activities	(654,928)

Net decrease in cash	(6,087)
Cash at beginning of period	6,788
Cash at end of period	$ 701

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by September 30, 2002. Nineteen wells have been drilled all of which have been completed as producing wells.

The Partnership had net working capital at September 30, 2002 of $348,736.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

The Partnership closed on November 9, 2001. The Partnership has nineteen successful wells, eighteen of which are in production as of September 30, 2002. The Partnership had natural gas and oil sales during the first quarter of 2002 and cash distributions to the partners commenced in the second quarter of 2002. While the Partnership experienced a net loss, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $654,928 to the partners during the first nine months of 2002.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $4 per million Btu"s (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

During the second and third quarters of 2002, our Colorado gas prices have been adversely effected by an increase in the "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the month of October 2002 the Partnership has floors at $2.20 on 4,033 Mmbtu of monthly production and ceilings in place at $3.20 on 2,016 Mmbtu of monthly production. For the period from November 2002 through March 2003, the Partnership has floors at $2.75 on 5,377 Mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 2,688 Mmbtu of monthly production. For the period from April 2003 through October 2003, the Partnership has floors in place at $2.50 on 2,688 Mmbtu of monthly production and ceilings in place at $3.13 on 1,344 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is $3,957.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of September 30, 2002 the Partnership had option contracts for the sale of 24,867 dt of natural gas with an average ceiling price of $3.53 and for the sale of 49,735 dt of natural gas with an average floor price of $2.61.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 8, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: November 8,2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer

FORM 10-Q CERTIFICATION

I, James N. Ryan , certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 2001-C Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Novmber 8, 2002

/s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

Managing General Partner

FORM 10-Q CERTIFICATION

I, Dale G. Rettinger, certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 2001-C Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

Managing General Partner