Form 10-K
period 2002-12-31
PDC 2001 C LP
filed 2003-03-26
CIK 1156220

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

PART I

ITEM 1. BUSINESS.

General

     PDC 2001-C Limited Partnership ("the Partnership") is a limited partnership formed on November 9, 2001 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

     Since the commencement of operations on November 9, 2001, the Partnership has been engaged in onshore, domestic oil and natural gas exploration exclusively in the Rocky Mountain Region. A total of 9 limited partners contributed initial capital of $430,000; a total of 586 additional general partners contributed initial capital of $10,197,234; and PDC (Managing General Partner) contributed $2,311,423 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

     Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues

Additional General and Limited Partners	80%
Managing General Partner	20%

     Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

     The Partnership has no employees, however, PDC has approximately 94 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

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

Derivatives and Hedging Activities

     The Managing General Partner has extensive experience and utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position. The Partnership has not hedged any of its oil production.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity November 9, 2001 (date of inception) to December 31, 2001, of the Partnership which was conducted in the Continental United States.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
19	-	19	16.43	-	16.43
==	=	==	=====	=	=====

     The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

     As of December 31, 2002, the Partnership has a total of 18 gross productive wells (15.57 net wells) all of which are located in Colorado.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2001, PDC 2001-C Limited Partnership had one Managing General Partner, 9 Limited Partners who fully paid for 21.5 units at $20,000 per unit of limited partnership interests and a total of 586 Additional General Partners who fully paid for 509.8617 units at $20,000 per unit of additional general partnership interests. During 2002 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners. At December 31, 2002, the Partnership had one Managing General Partner and 595 limited partners who paid for 531.3617 units at $20,000 per unit. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Year Ended December 31, 2002	Period from November 9, 2001 (date of inception)to December 31, 2001
Oil and Gas Sales	$1,741,435	-
Costs and Expenses	1,591,433	277,941
Net Income(loss)	150,668	(271,143)
Allocation of Net Income(loss):
Managing General Partner	30,134	(1,092)
Limited and Additional General Partners	120,534	(270,051)
Per Limited and Additional General Partner Unit	227	(508)
Total Assets	10,849,189	11,563,904
Cash Distributions
Managing General Partner	213,837	-
Limited and Additional General Partners	855,354	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded with initial Limited and Additional General Partner contributions of $10,627,234 and the Managing General Partner contributed $2,311,423 in accordance with the Agreement. Syndication costs and management fee of $1,381,541 were incurred leaving available cash of $11,557,116 for Partnership activities. During 2002 the Managing General Partner made an additional capital contribution in the amount of $199,371 which was expended for the development of oil and gas properties.

     The Partnership had net working capital at December 31, 2002 of $321,247.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Results

     Oil and natural gas sales commenced during the first quarter of 2002, with cash distributions to the partners commencing during the second quarter. Although the Partnership experienced a net income of only $150,668, depreciation, depletion and amortization is a non-cash expense and the Partnership distributed $1,069,191 to the Partners during 2002.

     The Partnership's revenues from oil and natural gas sales will be affected by changes in prices. Oil and natural gas prices are subject to general market conditions which drive the pricing changes.

     The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

2001 Results

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Nineteen wells were drilled, all of which have been completed as producers. No additional wells will be drilled.

Critical Accounting Policies

     Certain accounting policies are very important to the portrayal of Partnership's financial condition and results of operations and requires management's most subjective or complex judgments. The policies are as follows:

Impairment of Long-Lived Assets

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

New Accounting Standards

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

Item 7 A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). These prices look strong for the remainder of the year with natural gas storage levels at five-year low levels. The Partnership believes that volatility creates the possibility of both periods of low prices and continued high prices.

     Earlier this year, Colorado gas prices had been adversely effected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production during the summer months. This situation has corrected itself some this winter. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but the Partnership expects the situation to improve over the coming year.

     Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2003 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from January 2003 through March 2003, the Partnership has floors in place at $2.75 on 7,117 mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 2,372 mmbtu of monthly production. For the period April 2003 through October 2003, the Partnership has floors in place in at $2.50 on 4,744 mmbtu of monthly production and ceilings in place at $3.13 on 1,186 mmbtu of monthly production. The fair value of these floors and ceilings as of December 31, 2002 is $2,391.

     As of December 31, 2002 the Partnership had option contracts for the sale of 53,499 mmbtu of natural gas with an average ceiling price of $3.47 and for the sale of 141,755 mmbtu of natural gas with an average floor price of $2.60.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

      FINANCIAL DISCLOSURE.

      NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2002 has been filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

      NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods ended December 31, 2002 and 2001.

	2002	2001
Drilling and completion costs	$ -	11,557,116
Syndication costs and management fee	-	1,381,541
Lifting costs	335,536	-
Tax return preparation	4,175	4,680
Direct administrative cost	2,840	1,369

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  (1) Financial Statements

               See Index to Financial Statements on F-2

               (2) Financial Statement Schedules

               See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2001-C Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ James N. Ryan James N. Ryan, Chairman
March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2003

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2003

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2003

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	March 26, 2003

FORM 10-K CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2001-C Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

FORM 10-K CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2001-C Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2002 and

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2001-C Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and period from November 9, 2001 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

March 10, 2003

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2002 and 2001

Assets
Current assets:	2002	2001
Cash	$ 1,070	6,788
Account receivable - oil and gas revenues	334,473	-
Total current assets	335,543	6,788

Oil and gas properties, successful efforts method (notes 3 and 5):	11,756,487	11,557,116
Less accumulated depreciation, depletion and amortization	1,242,841	-
	10,513,646	11,557,116

	$10,849,189	11,563,904
	==========	==========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 14,296	12,141
Due to Managing General Partner	-	109
Total current liabilities	14,296	12,250

Partners' equity	10,834,893	11,551,654

	$10,849,189	11,563,904
	==========	==========

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2002 and

Period from November 9, 2001 (Date of Inception) to December 31, 2001

	2002	2001
Revenues:
Sales of oil and gas	$1,741,435	-
Interest income	666	6,798
	1,742,101	6,798
Expenses (note 3):
Management fee	-	265,681
Lifting costs	335,536	-
Independent engineering fee	3,006	3,000
Independent audit fee	3,035	3,211
Tax return preparation	4,175	4,680
Direct administrative cost	2,840	1,369
Depreciation, depletion and amortization	1,242,841	-

	1,591,433	277,941

Net income(loss)	$ 150,668	(271,143)
	=========	========
Net income(loss) per limited and additional general partner unit	$ 227	(508)
	=========	=========

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Year Ended December 31, 2002 and

Period from November 9, 2001 (Date of Inception) to December 31, 2001

	Limited and additional general partners	Managing general Partner	Accumulated Other Comprehensive Income	Total
Partners' initial capital contributions	$10,627,234	2,311,423	-	12,938,657

Syndication costs	(1,115,860)	-		(1,115,860)

Net loss	(270,051)	(1,092)		(271,143)

Balance, December 31, 2001	9,241,323	2,310,331		11,551,654

Capital contribution		199,371		199,371

Distribution to partners	(855,354)	(213,837)		(1,069,191)

Comprehensive income:
Net income	120,534	30,134		150,668
Change in fair value of outstanding hedging positions			2,391
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive income			2,391	2,391
Comprehensive income				153,059

Balance, December 31, 2002	$8,506,503	2,325,999	2,391	10,834,893
	=========	=========	==========	===========

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Year Ended December 31, 2002 and

Period from November 9, 2001 (Date of Inception) to December 31, 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$150,668	(271,143)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	1,242,841	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(332,082)	-
(Decrease) increase in due to - Managing General Partner	(109)	109
Increase in accrued expenses	2,155	12,141
Net cash provided from (used by) operating activities	1,063,473	(258,893)

Cash flows from investing activities:
Expenditures for oil and gas properties	(199,371)	(11,557,116)
Net cash used by investing activities	(199,371)	(11,557,116)

Cash flows from financing activities:
Limited and additional general partner contributions	-	10,627,234
Managing General Partner contribution	199,371	2,311,423
Syndication cost paid	-	(1,115,860)
Distributions to partners	(1,069,191)	-
Net cash (used by) provided from financing activities	(869,820)	11,822,797

Net (decrease) increase in cash	(5,718)	6,788
Cash at beginning of period	6,788	-
Cash at end of period	$ 1,070	6,788
	==========	==========

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2002

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

(Continued)

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

Derivatives Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2002.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit/repayment risk. The Managing General Partner minimizes the credit/repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

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

New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset within oil and gas properties which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership does not believe the adoption of this Statement will have a material effect on its financial position, results of operations, cash flows, or disclosures.

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(3)  Transactions with Managing General Partner and Affiliates

The Partnership's transactions with the Managing General Partner include the following:

	Year Ended December 31, 2002	Period from November 9, 2001(date of inception) to December 31, 2001
Drilling and completion costs	$ -	11,557,116
Offering and organization costs (includes reimbursements of syndication cost and management fee)	-	1,381,541
Lifting costs	335,536	-
Tax return preparation	4,175	4,680
Direct administrative cost	2,840	1,369

(4)  Allocation

The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

Partnership Costs	Investor Partners(4)(5)	Managing General Partner (4)(5)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases .	80%	20%
Interest Income	80%	20%

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(2) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(3) The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

(4) To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

(5) The allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs. The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing General Partner may be used to pay such excess IDC. If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4% of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(6) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners. During 2002 there were no units purchased by PDC.

(5)  Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2002	2001
Lease acquisitions at cost	$ 416,050	416,050
Intangible development costs	9,245,693	9,245,693
Well equipment	2,094,744	1,895,373
	$11,756,487	11,557,116
	===========	==========

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

The following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31, 2002	Period from May 7, 2001 (date of inception) to December 31, 2001
Costs incurred:
Property acquisition costs	$ -	416,050
Development costs	199,371	11,141,066
	$ 199,371	11,557,116
	=========	==========

(6)  Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2002 and 2001, the income tax basis of the partnership's oil and gas properties was $1,642,162 and $2,311,423, respectively.

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

	Natural gas (mcf)	Oil (bbls)
Proved developed reserves as of
November 9, 2001 (date of inception)	-	-
Extensions, discoveries and
other additions	4,174,751	241,186
Production	-	-
Proved developed reserves as of
December 31, 2001	4,174,751	241,186

Revisions of prior estimates	782,837	151,701
Production	(442,568)	(33,875)

Proved developed reserves as of
December 31, 2002	4,515,020	359,012
	=========	=======