Form 10-K/A
period 2002-12-31
PDC 2001 C LP
filed 2003-07-23
CIK 1156220

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 001-31264

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

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which two customers, Duke Energy Field Services and Teppco Crude Oil, L.P. accounted for 43.4% and 43.5% of the Partnership's total oil and natural gas sales for the year ended December 31, 2002.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position. The Partnership has not hedged any of its oil production. The Partnership has not hedged any of its oil production. See "Commodity Price Risk" under Item 7A.

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

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $5,800 and $82,200 in 2002 and 2001, respectively to comply with federal and state regulations.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from November 9, 2001 (date of inception) to December 31, 2002. All of the Partnership's wells drilled and producing are located in Colorado.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded on November 9, 2001 with initial Limited and Additional General Partner contributions of $10,627,234 and the Managing General Partner's cash contribution of $2,311,423 in accordance with the Agreement. After payment of syndication costs of $1,115,860 and a one-time management fee to the managing general partner of $265,681 the Partnership had available cash of $11,557,116 for Partnership activities. During 2002 the Managing General Partner made an additional capital contribution in the amount of $199,371 which was expended for the development of oil and gas properties.

     The Partnership had net working capital at December 31, 2002 of $321,247.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Results

     Oil and natural gas sales commenced during the first quarter of 2002, with cash distributions to the partners commencing during the second quarter. For the year ended December 31, 2002, the Partnership sold 442,568 Mcf of gas and 33,875 barrels of oil at average sales prices of $2.01 and $25.09, respectively. Lifting cost per Mcfe in 2002 amounted to $0.52. Although the Partnership experienced a net income of only $150,668, depreciation, depletion and amortization is a non-cash expense and the Partnership distributed $1,069,191 to the Partners during 2002.

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

2001 Results

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Nineteen wells were drilled, all of which have been completed as producers. No additional wells will be drilled. In accordance with the Partnership agreement, a one-time management fee equal to 2 1/2% of investors' subscriptions was charged to the Partnership in the amount of $265,681 by the Managing General Partner. This fee was paid by the Partnership to the managing general partner of the Partnership upon funding of the Partnership.

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
By James N. Ryan, Chairman
July 23, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

James N. Ryan	Chairman, Chief Executive Officer and Director	July 23, 2003

Steven R. Williams	President and Director	July 23, 2003

Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	July 23, 2003

Vincent F. D'Annunzio	Director	July 23, 2003

FORM 10-K/A CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of PDC 2001-C Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  July 23, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer of Petroleum Development Corporation

Managing General Partner of PDC 2001-C Limited Partnership

FORM 10-K/A CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of PDC 2001-C Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  July 23, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer of Petroleum Development Corporation

Managing General Partner of PDC 2001-C Limited Partnership

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2002 and

Period from November 9, 2001 (Date of Inception) to December 31, 2001

	2002	2001
Revenues:
Sales of oil and gas	$1,741,435	-
Interest income	666	6,798
	1,742,101	6,798
Expenses (note 3):
Management fee	-	265,681
Lifting costs	335,536	-
Independent engineering fee	3,006	3,000
Independent audit fee	3,035	3,211
Tax return preparation	4,175	4,680
Direct administrative cost	2,840	1,369
Depreciation, depletion and amortization	1,242,841	-

	1,591,433	277,941

Net income(loss)	$ 150,668	(271,143)

Net income(loss) per limited and additional general partner unit	$ 227	(508)

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

Revenue Recognition

Sales of natural gas and oil are recognized when sold.

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

Partnership Costs	Investor Partners(5)(6)	Managing General Partner (5)(6)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee(2)	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(3)	80%	20%
Direct Costs(4)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases .	80%	20%
Interest Income	80%	20%

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(2) Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

(3) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(4) The Managing General Partner receives monthly reimbursement from the Partnership for their direct costs incurred by the Managing General Partner on behalf of the Partnership.

(5) To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

(6) The allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs. The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing General Partner may be used to pay such excess IDC. If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4% of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(7) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners. During 2002 there were no units purchased by PDC.

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