Form 10-Q
period 2003-06-30
PDC 2001 C LP
filed 2003-08-08
CIK 1156220

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-31264

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 1,373	1,070
Accounts receivable - oil and gas revenues	501,928	334,473
Total current assets	503,301	335,543

Oil and gas properties, successful efforts method	11,764,033	11,756,487
Less accumulated depreciation, depletion
and amortization	1,825,228	1,242,841
	9,938,805	10,513,646

	$10,442,106	10,849,189

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 2,407	14,296
Total current liabilities	2,407	14,296

Asset retirement obligation	8,118	-

Partners' Equity	10,431,581	10,834,893

	$10,442,106	10,849,189

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

Three Months Ended Six Months Ended

	2003	2002	2003	2002
Revenues:	$ 639,619	500,619	1,262,241	849,907
Sales of oil and gas	250	4	601	14
Interest income	639,869	500,623	1,262,842	849,921

Expenses:
Lifting cost	172,997	77,879	305,174	126,182
Direct administrative cost	24	96	168	96
Depreciation, depletion, and amortization	307,134 480,155	426,575 504,550	582,010 887,352	710,071 836,349

Income (loss) before cumulative effect of change in accounting principle	159,714	(3,927)	375,490	13,572
Cumulative effect of change in accounting principle	-	-	(829)	-

Net income (loss)	$ 159,714	(3,927)	374,661	13,572

Net income (loss) per limited and additional general partner unit	$ 240	(6)	564	20

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$8,506,503	2,325,999	2,391	10,834,893

Distributions to partners	(623,146)	(155,785)	-	(778,931)

Comprehensive income:
Net income	299,729	74,932	-	374,661
Change in fair value of outstanding hedging positions			2,090
Less reclassification adjustments for settled contracts included in net income			(1,132)
Other comprehensive income			958	958
Comprehensive income				375,619

Balance, June 30, 2003	$ 8,183,086	2,245,146	3,349	10,431,581

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$374,661	13,572
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	582,010	710,071
Cumulative effect of change in accounting principle	829	-
Accretion of asset retirement obligation	120	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(166,497)	(458,620)
Decrease in accrued expenses	(11,889)	(6,124)
Decrease in due to Managing General Partner	-	(109)
Net cash provided from operating activities	779,234	258,790

Cash flows from financing activities:
Distributions to partners	(778,931)	(265,104)
Net cash used by financing activities	(778,931)	(265,104)

Net increase (decrease) in cash	303	(6,314)
Cash at beginning of period	1,070	6,788
Cash at end of period	$ 1,373	474

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

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

The Partnership had net working capital at June 30, 2003 of $500,894.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $639,619 compared to $500,619 for the three months ended June 30, 2002, an increase of $139,000 or 27.8%. The volume of natural gas sold for the three months ended June 30, 2003, was 124,239 Mcf at an average sales price of $3.80 per Mcf compared to 137,743 Mcf at an average price of $2.14 per Mcf for the three months ended June 30, 2002. Oil sales were 5,848 barrels at an average sales price of $28.65 per barrel for the three months ended June 30, 2003 compared to 7,855 barrels at an average sales price of $26.20 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.08 per Mcfe compared to $.42 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $159,714, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $431,448 to the partners during the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $1,262,241 compared to $849,907 for the six months ended June 30, 2002, an increase of $412,334 or 48.5%. The volume of natural gas sold for the six months ended June 30, 2003, was 226,307 Mcf at an average sales price of $3.82 per Mcf compared to 205,311 Mcf at an average price of $2.16 per Mcf for the six months ended June 30, 2002. Oil sales were 12,659 barrels at an average sales price of $31.41 per barrel for the six months ended June 30, 2003 compared to 17,046 barrels at an average sales price of $23.87 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.01 per Mcfe compared to $.41 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $374,661, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $778,931 to the partners during the six months ending June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004, the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

July 2003 through October 2003, the Partnership has floors in place at $2.50 on 2,245 Mmbtu of monthly production and ceilings in place at $3.13 on 561 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place at $3.50 on 1,347 Mmbtu of monthly production and ceilings in place at $5.26 on 1,347 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. For the period from July 2003 through December, 2003, the Partnership has in place oil hedges on 948 barrels of monthly production at $30.00 barrel. The fair value of these hedges, floors and ceilings as of June 30, 2003 is $3,349.

As of June 30, 2003 the Partnership had option contracts for the sale of 8,982 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 15,718 Mmbtu of natural gas with an average floor price of $2.93. The Partnership also has hedging contracts for the sale of 5,687 barrels of oil at $30.00 per barrel.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer