Form 10-Q
period 2004-06-30
PDC 2001 C LP
filed 2004-08-11
CIK 1156220

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 2,175	1,967
Accounts receivable - oil and gas revenues	268,100	268,912
Total current assets	270,275	270,879

Oil and gas properties, successful efforts method	11,764,033	11,764,033
Less accumulated depreciation, depletion
and amortization	2,509,614	2,169,418
	9,254,419	9,594,615

	$ 9,524,694	9,865,494

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 31,133	13,120
Total current liabilities	31,133	13,120

Asset retirement obligations	8,478	8,478

Partners' Equity	9,485,083	9,843,896

	$9,524,694	9,865,494

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 334,355	639,619	685,315	1,262,241
Interest income	125	250	302	601
	334,480	639,869	685,617	1,262,842
Expenses:
Lifting cost	71,841	172,997	165,682	305,174
Direct administration cost	24	24	98	168
Depreciation, depletion, and amortization	47,059	307,134	340,196	582,010
	118,924	480,155	505,976	887,352

Net income before cumulative effect of change in accounting principle	215,556	159,714	179,641	375,490

Cumulative effect of change in accounting principle	-	-	-	(829)

Net income	$ 215,556	159,714	179,641	374,661

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 324	240	270	566
Cumulative effect of change in accounting principle	-	-	-	(2)

Net income per limited partner unit	$ 324	240	270	564

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$7,715,821	2,128,330	(255)	9,843,896

Distributions to partners	(414,227)	(103,556)	-	(517,783)

Comprehensive income:
Net income	143,713	35,928	-	179,641
Change in fair value of outstanding hedging positions			(18,000)
Less reclassification adjustments for settled contracts included in net income			(2,671)
Other comprehensive loss			(20,671)	(20,671)
Comprehensive income				158,970

Balance June 30, 2004	$ 7,445,307	2,060,702	(20,926)	9,485,083

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$179,641	374,661
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	340,196	582,010
Cumulative effect of change in accounting principle	-	829
Accretion of asset retirement obligations	-	120
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	812	(166,497)
Decrease in accrued expenses	(2,658)	(11,889)
Net cash provided from operating activities	517,991	779,234

Cash flows from financing activities:
Distributions to partners	(517,783)	(778,931)
Net cash used by financing activities	(517,783)	(778,931)

Net increase in cash	208	303
Cash at beginning of period	1,967	1,070
Cash at end of period	$ 2,175	1,373

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $324,923 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $239,142.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $334,355 compared to $639,619 for the three months ended June 30, 2003, a decrease of $305,264 or 47.7%. The volume of natural gas sold for the three months ended June 30, 2004, was 38,208 Mcf at an average sales price of $4.17 per Mcf compared to 124,239 Mcf at an average price of $3.80 per Mcf for the three months ended June 30, 2003. The volume of oil sold for the three months ended June 30, 2004 was 5,487 barrels at an average sales price of $31.91 compared to 5,848 barrels at an average price of $28.65 for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2004 was $1.01 per Mcfe compared to $1.09 per Mcfe for the three months ended June 30, 2003. Depreciation, depletion, and amortization was $47,059 for the three months ended June 30, 2004. The Partnership experienced a net income of $215,556 and distributed $234,098 to the partners for the three months ending June 30, 2004.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $685,315 compared to $1,262,241 for the six months ended June 30, 2003, a decrease of $576,926 or 45.7%. The volume of natural gas sold for the six months ended June 30, 2004, was 82,554 Mcf at an average sales price of $4.37 per Mcf compared to 236,307 Mcf at an average price of $3.82 per Mcf for the six months ended June 30, 2003. The volume of oil sold for the six months ended June 30, 2004 was 10,001 barrels at an average sales price of $32.46 compared to 12,659 barrels at an average price of $31.41 for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2004 was $1.16 per Mcfe compared to $.98 per Mcfe for the six months ended June 30, 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization was $340,196 for the six months ended June 30, 2004. The Partnership experienced a net income of $179,641 and distributed $517,783 to the partners for the six months ending June 30, 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 2,187 Mmbtu of monthly production and ceilings in place at $4.70 on 1,094 Mmbtu of monthly production. For the period of November 2004 through March 2005, the Partnership has floors in place at $5.04 on 1,750 Mmbtu of monthly production and ceilings in place at $6.00 on 875 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 10,935 Mmbtu of natural gas with an average ceiling price of $5.17 and for the sale of 21,870 Mmbtu of natural gas with an average floor price of $4.11 and a fair value of $(16,175). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 16 months. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 1,458 Mmbtu of monthly production and ceilings in place at $4.43 on 729 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 13,851 Mmbtu of natural gas with an average ceiling price of $5.01 and for the sale of 27,702 Mmbtu of natural gas with an average floor price of $3.90. The fair value of these floors and ceilings as of June 30, 2004 is $(6,241).

As of June 30, 2004, the Partnership had total open oil future contracts on 2,669 barrels of oil with a total contract amount of $84,425 and a fair value of $(14,685). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 11, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 11, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer