Form 10-Q
period 2005-03-31
PDC 2001 C LP
filed 2005-05-13
CIK 1156220

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 2,209	2,413
Accounts receivable - oil and gas revenues	263,298	282,664
Due from Managing General Partner	448	-
Total current assets	265,955	285,077

Oil and gas properties, successful efforts method	11,764,033	11,764,033
Less accumulated depreciation, depletion
and amortization	2,991,173	2,844,653
	8,772,860	8,919,380

	$ 9,038,815	9,204,457

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 23,716	42,053
Total current liabilities	23,716	42,053

Asset retirement obligations	9,122	8,987

Partners' Equity	9,005,977	9,153,417

	$9,038,815	9,204,457

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004	2002
Revenues:
Sales of oil and gas	$311,896	350,960	633,245
Interest income	264	177	593
	312,160	351,137	633,838
Expenses:
Lifting cost	92,305	93,841	386,716
Direct administration cost	159	74	223
Depreciation, depletion, and amortization	146,520 238,984	293,137 387,052	197,634
Net income (loss)	$ 73,176	(35,915)	49,265
Net income (loss) per limited partner unit	$ 110	(54)

                See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Three months ended March 31, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$7,174,793	1,993,074	(14,450)	9,153,417

Distributions to partners	(177,020)	(44,255)	-	(221,275)

Comprehensive income:
Net income	58,541	14,635	-	73,176
Change in fair value of outstanding hedging positions			(1,189)
Less reclassification adjustments for settled contracts included in net income			1,848
Other comprehensive income			659	659
Comprehensive income				73,835

Balance March 31, 2005	$ 7,056,314	1,963,454	(13,791)	9,005,977

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 73,176	(35,915)
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	146,520	293,137
Accretion of asset retirement obligations	135	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	5,008	28,119
Increase in due from Managing General Partner	(448)	-
Decrease in accounts payable	(3,320)	(1,551)
Net cash provided from operating activities	221,071	283,790

Cash flows from financing activities:
Distributions to partners	(221,275)	(283,685)
Net cash used by financing activities	(221,275)	(283,685)

Net (decrease) increase in cash	(204)	105
Cash at beginning of period	2,413	1,967
Cash at end of period	$ 2,209	2,072

See accompanying notes to financial statements.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        Reference is hereby made to PDC 2001-C Limited Partnership's (the Partnership's) Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies were also followed in preparing the quarterly report included herein.

2.     Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

3.     Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by Petroleum Development Corporation's (the Managing General Partner's) petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole cost.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices.  Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties.  If net capitalized cost exceeds undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

5.   Derivative Instruments and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from oil and natural gas production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit/repayment risk. The Managing General Partner minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on November 9, 2001 with initial Limited and Additional General Partner contributions of $10,627,234 (531.3617 units) and the Managing General Partner's cash contribution of $2,311,423 in accordance with the Limited Partnership Agreement.  After payment of syndication costs of $1,115,860 and a one-time management fee to the Managing General Partner of $265,681 the Partnership had available cash of $11,557,116 for Partnership activities.  During 2002 the Managing General Partner made an additional capital contribution in the amount of $199,371 which was expended for the development of oil and gas properties.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 2002.  Eighteen wells have been drilled, all of which have been completed as producing wells.   No additional wells will be drilled.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership had working capital at March 31, 2005 of $242,239.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2005 compared with March 31, 2004

Oil and gas sales for the three months ended March 31, 2005 were $311,896 compared to $350,960 for the three months ended March 31, 2004, a decrease of $39,064 or 11.13%.  The volume of natural gas sold for the three months ended March 31, 2005, was 31,743 Mcf at an average sales price of $5.26 per Mcf compared to 44,346 Mcf at an average price of $4.54 per Mcf for the three months ended March 31, 2004.  The volume of oil sold for the three months ended March 31, 2005 was 3,463 barrels at an average sales price of $41.82 compared to 4,514 barrels at an average price of $33.14 for the three months ended March 31, 2004.  The Lifting cost for the three months ended March 31, 2005 was $1.76 per Mcfe compared to $1.31 per Mcfe for the three months ended March 31, 2004.  This increase was partially attributed to the increase in severance and property taxes on higher average sales prices of natural gas and oil.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per MCFe.  Depreciation, depletion and amortization decreased from $293,137 for the three months ended March 31, 2004 to $146,520 for the three months ended March 31, 2005 as a result of lower volumes of natural gas sold.  The Partnership experienced a net income (loss) of $73,176 and ($35,915) and depreciation is a non-cash expense and therefore the partnership distributed $221,275 and $283,685 to the partners for the three months ended March 31, 2005 and 2004, respectively.

The Partnership's revenue from oil and gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

Critical Accounting Policies

 Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. The Partnership's critical accounting policies and estimates are as follows:

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

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not determined the impact on the Partnership's financial position or results of operations of the application of FIN No. 47.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

  The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas and oil future and option contracts for speculative purposes.

PDC 2001-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The following tables summarize the open futures and options contracts for the Partnership as of March 31, 2005 and March 31, 2004.

Commodity	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of March 31, 2005

Natural Gas	Floors	8,566	4.19	-	228
Natural Gas	Ceilings	4,283	6.69	-	(4,707)
Oil	Floors	1,127	32.30	36,390	36
Oil	Ceilings	563	40.00	22,532	(9,348)

Contracts maturing in 12 months following March 31, 2005

Natural Gas	Floors	6,286	4.07	-	93
Natural Gas	Ceilings	3,143	6.48	-	(4,246)
Oil	Floors	1,127	32.30	36,390	36
Oil	Ceilings	563	40.00	22,532	(9,348)

Prior Year Total Contracts as of March 31, 2004

Natural Gas	Floors	7,190	3.45	-	-
Natural Gas	Ceilings	3,595	4.59	-	(1,152)
Oil	Sales	4,183	31.63	132,313	(5,499)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 19 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2001-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 13, 2005	/s/ Steven R. Williams Steven R. Williams Chairman

Date: May 13, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer